Form 10-Q
period 1995-06-30
MONEY MARKET AUTO LOAN TRUST 1990-1
filed 1995-08-10
CIK 864920

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-Q



/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended   June 30, 1995

                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________ to ___________

Commission file number  ___-_______


                     MONEY MARKET AUTO LOAN TRUST 1990-1
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             State of New York                              Not Applicable
-------------------------------------------------------------------------------
       (State or other jurisdiction of                     (I.R.S. Employer
        incorporation or organization)                    Identification No.)


  27777 Franklin Road, Southfield, Michigan                      48034
-------------------------------------------------------------------------------
   (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code        (810) 948-3060
                                                   ----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.          Yes __X__    No _____

                        PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

The information to be furnished under this item is contained in the financial statements of Money Market Auto Loan Trust 1990-1 (the "Trust") and the notes to such financial statements filed as Exhibit 99 hereto, and such material is incorporated herein by reference.

The unaudited financial statements of the Trust for the six months ended June 30, 1995 reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim period.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Trust was formed on October 29, 1990 pursuant to the Pooling and Servicing Agreement among Chrysler Auto Receivables Company, a Delaware corporation, as Seller (the "Seller"), Chrysler Credit Corporation, a Delaware corporation, as Servicer (the "Servicer"), and The Fuji Bank and Trust Company, a New York banking corporation, as Trustee.

During October 1990, the Trust acquired wholesale receivables (the "Receivables") generated from time to time in a portfolio of revolving financing arrangements with automobile dealers to finance their automobile and light truck inventory, collections on the Receivables and certain other property from the Seller and issued in exchange therefor Floating Rate Renewable Auto Loan Asset Backed Certificates evidencing undivided interests in certain assets of the Trust. The Servicer will continue to service the Receivables for a fee.

The Seller and the Servicer are wholly-owned subsidiaries of Chrysler Financial Corporation.

The Trust has no employees.

                          PART II. OTHER INFORMATION


ITEMS 1, 2, 3, 4, and 5.

There is nothing to report with regard to these items.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   The following exhibits are filed as a part of this report:


Exhibit No.
-----------

   3-A Certificate of Incorporation of Chrysler Auto Receivables Company. Filed as Exhibit 3.1 to Registration Statement No. 33-35295 and incorporated herein by reference.

   3-B Amendment to Certificate of Incorporation of Chrysler Auto Receivables Company. Filed as Exhibit 3.2 to Registration Statement No. 33-35295 and incorporated herein by reference.

   3-C By-laws of Chrysler Auto Receivables Company. Filed as Exhibit 3-C to the Trust's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

   4-A Pooling and Servicing Agreement, dated as of October 1, 1990, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and The Fuji Bank and Trust Company, as Trustee. Filed as Exhibit 2 to Money Market Auto Loan Trust 1990-1's Registration Statement on Form 8-A, and incorporated herein by reference.

    4-B Amendment No. 1 to the Pooling and Servicing Agreement, made as of June 29, 1992, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and The Fuji Bank and Trust Company, as Trustee. Filed as Exhibit 4-B to Money Market Auto Loan Trust 1990-1's Quarterly Report on Form 10-Q for the period ended June 30, 1992, and incorporated herein by reference.

    4-C Amendment No. 2 to the Pooling and Servicing Agreement, made as of November 15, 1993, among Chrysler Auto Receivables Company, Seller, Chrysler Credit Corporation, Servicer, and The Fuji Bank and Trust Company, as Trustee. Filed as Exhibit 4-C to Money Market Auto Loan Trust 1990-1's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

     27     Financial Data Schedule

     99 Financial statements of Money Market Auto Loan Trust 1990-1 for the six months ended June 30, 1995.

(b) No reports on Form 8-K were filed by the Trust during the quarter for which this report is filed.

                     MONEY MARKET AUTO LOAN TRUST 1990-1


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      Money Market Auto Loan Trust 1990-1
                                                 (Registrant)

                                By:   Chrysler Credit Corporation, as Servicer
                                      ----------------------------------------



Date:  August 8, 1995           By:   s/D. M. Cantwell
                                      ----------------------------------------
                                      D. M. Cantwell
                                      Vice President - Corporate Finance &
                                       Development

                     MONEY MARKET AUTO LOAN TRUST 1990-1


                                EXHIBIT INDEX

Exhibit
Number                    Description of Exhibit
-------                   ----------------------

  3-A Certificate of Incorporation of Chrysler Auto Receivables Company. Filed as Exhibit 3.1 to Registration Statement No. 33-35295 and incorporated herein by reference.

  3-B Amendment to Certificate of Incorporation of Chrysler Auto Receivables Company. Filed as Exhibit 3.2 to Registration Statement No. 33-35295 and incorporated herein by reference.

  3-C By-laws of Chrysler Auto Receivables Company. Filed as Exhibit 3-C to the Trust's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

  4-A Pooling and Servicing Agreement, dated as of October 1, 1990, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and The Fuji Bank and Trust Company, as Trustee. Filed as Exhibit 2 to Money Market Auto Loan Trust 1990-1's Registration Statement on Form 8-A, and incorporated herein by reference.

  4-B Amendment No. 1 to the Pooling and Servicing Agreement, made as of June 29, 1992, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and The Fuji Bank and Trust Company, as Trustee. Filed as Exhibit 4-B to Money Market Auto Loan Trust 1990-1's Quarterly Report on Form 10-Q for the period ended June 30, 1992, and incorporated herein by reference.

  4-C Amendment No. 2 to the Pooling and Servicing Agreement made as of November 15, 1993, among Chrysler Auto Receivables Company, Seller, Chrysler Credit Corporation, Servicer, and The Fuji Bank and Trust Company, as Trustee. Filed as Exhibit 4-C to Money Market Auto Loan Trust 1990-1's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

  27        Financial Data Schedule

  99 Financial statements of Money Market Auto Loan Trust 1990-1 for the six months ended June 30, 1995.