Form 10-Q
period 1995-09-30
MONEY MARKET AUTO LOAN TRUST 1990-1
filed 1995-11-13
CIK 864920

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended   September 30, 1995
                                --------------------


                                      OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________ to ___________


Commission file number   0-19044
                       -----------


                      MONEY MARKET AUTO LOAN TRUST 1990-1
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


        State of New York                                  Not Applicable
------------------------------------------------------------------------------
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                        Identification No.)


27777 Franklin Road, Southfield, Michigan                       48034
------------------------------------------------------------------------------
 (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code   (810) 948-3060
                                                   ------------------


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

The unaudited financial statements of the Trust for the nine months ended September 30, 1995 reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim period.


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

During October 1990, the Trust acquired wholesale receivables (the "Receivables") generated from time to time in a portfolio of revolving financing arrangements with automobile dealers to finance their automobile and light truck inventory, collections on the Receivables and certain other property from the Seller and issued in exchange therefor Floating Rate Renewable Auto Loan Asset Backed Certificates (the "Certificates") evidencing undivided interests in certain assets of the Trust. The Servicer will continue to service the Receivables for a fee.

The Trust has begun making principal payments on the Certificates. The first such payment was made on July 17, 1995. The Certificates will mature on May 15, 1996.

The Seller and the Servicer are wholly-owned subsidiaries of Chrysler Financial Corporation.

The Trust has no employees.

                          PART II. OTHER INFORMATION


ITEMS 1, 2, 3, 4, and 5.

There is nothing to report with regard to these items.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed as a part of this report:

Exhibit No.
----------
   3-A   Certificate of Incorporation of Chrysler Auto Receivables
         Company. Filed as Exhibit 3.1 to Registration Statement No. 33-35295 and incorporated herein by reference.

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

   27    Financial Data Schedule

   99 Financial statements of Money Market Auto Loan Trust 1990-1 for the nine months ended September 30, 1995.


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








                               Money Market Auto Loan Trust 1990-1 (Registrant)
                           By: Chrysler Credit Corporation, as Servicer
                               ------------------------------------------------








Date: November 8, 1995     By: s/D. M. Cantwell
                               ------------------------------------------------
                               D. M. Cantwell
                               Vice President -
                               Corporate Finance

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

 27      Financial Data Schedule

 99 Financial statements of Money Market Auto Loan Trust 1990-1 for the nine months ended September 30, 1995.