Form 10-K405
period 1995-12-31
MONEY MARKET AUTO LOAN TRUST 1990-1
filed 1996-03-29
CIK 864920

CONFORMED

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-K


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

    For the fiscal year ended   December 31, 1995
                              ---------------------
                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the transition period from ________ to _______

Commission file number   -
                      --------

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

27777 Franklin Road, Southfield, Michigan                           48034
-------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code         (810) 948-3060
                                                     --------------------------

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Floating Rate Renewable Auto Loan Asset Backed Certificates

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___x___ No______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                    PART I.

ITEM 1.           BUSINESS

Chrysler Auto Receivables Company ("CARCO"), a Delaware corporation, established the Money Market Auto Loan Trust 1990-1 (the "Trust") on October 29, 1990 by selling and assigning all of its right, title and interest in Receivables (as defined below) and certain other property to The Fuji Bank and Trust Company, as Trustee, in exchange for certificates evidencing undivided interests in certain assets of the Trust. The Trust has no employees. Chrysler Credit Corporation ("CCC"), a Delaware corporation, serviced the Receivables until December 31, 1995, when CCC was merged into Chrysler Financial Corporation ("CFC"), a Michigan corporation. CFC is now the servicer of the Receivables.

The Trust has begun making principal payments on the Certificates. The first such payment was made on July 17, 1995. The Certificates will mature on April 15, 1996.

CARCO is a wholly-owned subsidiary of CFC.

ITEM 2.           PROPERTIES

There is nothing to report with regard to this item.

ITEM 3.           LEGAL PROCEEDINGS

There is nothing to report with regard to this item.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There is nothing to report with regard to this item.

                                   PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

There is nothing to report with regard to this item.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data has been omitted since the required information is included in the financial statements or the notes thereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATION

The Trust was formed on October 29, 1990 pursuant to the Pooling and Servicing Agreement among CARCO, as Seller, CCC, as Servicer, and The Fuji Bank and Trust Company, a New York banking corporation, as Trustee.

During October 1990, the Trust acquired wholesale receivables (the "Receivables") generated from time to time in a portfolio of revolving financing arrangements with automobile dealers to finance their automobile and light truck inventory, collections on the Receivables and certain other property from the Seller and issued in exchange therefor Floating Rate Renewable Auto Loan Asset Backed Certificates evidencing undivided interests in certain assets of the Trust. CCC serviced the Receivables for a fee until December 31, 1995, when CCC was merged into CFC. CFC will now service the Receivables for a fee.

The Trust has begun making principal payments on the Certificates. The first such payment was made on July 17, 1995. The Certificates will mature on April 15, 1996.

CARCO is a wholly-owned subsidiary of CFC.

The Trust has no employees.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      MONEY MARKET AUTO LOAN TRUST 1990-1
                  STATEMENT OF ASSETS, LIABILITIES AND EQUITY
                           (in millions of dollars)

                                                 December 31,
                                                ---------------
                                                 1995     1994
                                                 ----     ----
ASSETS
Cash and Cash Equivalents (Note 2)              $ 56.5   $109.3
Receivables (Note 4)                             601.6    782.5
                                                ------   ------
TOTAL ASSETS                                    $658.1   $891.8
                                                ======   ======
LIABILITIES AND EQUITY
Amounts Held for Future Distribution (Note 2)   $ 56.5   $109.3
Asset Backed Certificates (Notes 4 and 5)        601.6    782.5
                                                ------   ------
TOTAL LIABILITIES AND EQUITY                    $658.1   $891.8
                                                ======   ======

See Notes to Financial Statements.

                      MONEY MARKET AUTO LOAN TRUST 1990-1
                 STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS
                           (in millions of dollars)

                                                    Year Ended December 31,
                                                   ------------------------
                                                    1995     1994     1993
                                                    ----     ----     ----
CASH RECEIPTS
Collections of Principal                           $350.0   $   --   $  2.6
Collections of Interest                              48.8     46.9     42.5
                                                   ------   ------   ------
TOTAL CASH RECEIPTS                                 398.8     46.9     45.1
                                                   ------   ------   ------
CASH DISBURSEMENTS
Distributions of Interest                            47.2     41.0     37.3
Distributions of Principal                          300.0       --       --
Distributions of Amounts from Sub. Accounts         100.0       --       --
Distributions of Service Fees                         4.4      5.0      5.0
                                                   ------   ------   ------
TOTAL CASH DISBURSEMENTS                            451.6     46.0     42.3
                                                   ------   ------   ------
CASH RECEIPTS IN EXCESS OF CASH DISBURSEMENTS
 (CASH DISBURSEMENTS IN EXCESS OF CASH RECEIPTS)    (52.8)     0.9      2.8
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    109.3    108.4    105.6
                                                   ------   ------   ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $ 56.5   $109.3   $108.4
                                                   ======   ======   ======

See Notes to Financial Statements.

                      MONEY MARKET AUTO LOAN TRUST 1990-1
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The financial statements of Money Market Auto Loan Trust 1990-1 (the "Trust") are prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than generally accepted accounting principles.


NOTE 2 - CASH AND CASH EQUIVALENTS

Short-term instruments with a maturity of less than 30 days when purchased are considered to be cash equivalents. Prior to January 1, 1996, Chrysler Credit Corporation ("CCC") was required to remit collections within two business days of receipt to one or more accounts in the name of the Trustee. On a daily basis, all funds so deposited were invested in short-term instruments pending distribution. On December 31, 1995, CCC merged with and into Chrysler Financial Corporation ("CFC"). CFC now remits collections to the Trust.


NOTE 3 - RELATED PARTIES

Chrysler Auto Receivables Company ("CARCO") is, and CCC was, a wholly-owned subsidiary of CFC.


NOTE 4 - SALE OF CERTIFICATES

In October 1990, the Trust acquired wholesale receivables (the "Receivables") generated from time to time in a portfolio of revolving financing arrangements with automobile dealers to finance their automobile and light truck inventory, collections on the Receivables and certain other property from CARCO and issued $500 million principal amount of Floating Rate Renewable Auto Loan Asset Backed Certificates in exchange therefor (the "Certificates").

Receivables in excess of investors certificates outstanding at December 31, 1995 and 1994, are represented by Certificates issued to CARCO.


NOTE 5 - PRINCIPAL AND INTEREST PAYMENTS

Interest with respect to the Certificates is payable on the fifteenth day of each month (or if such day is not a business day, on the next succeeding business day) (each, a "Distribution Date"), commencing on November 15, 1990. The per annum rate of interest with respect to the Certificates for each monthly interest period will be set on the business day immediately preceding the first day of such interest period and will be the Commercial Paper Rate (as defined in the related prospectus) plus 0.175% subject to the limitations described in the related prospectus. Principal is payable on each Certificate monthly on each Distribution Date commencing on the third Distribution Date unless the revolving period with respect to such Certificate is automatically extended.

                      MONEY MARKET AUTO LOAN TRUST 1990-1
                         NOTES TO FINANCIAL STATEMENTS


NOTE 5 - PRINCIPAL AND INTEREST PAYMENTS - continued

The holder of each Certificate, except those held by CARCO (see Note 4), will have the option to elect not to extend the revolving period with respect to such Certificate by delivering an election notice during a specified period in each month. If the Certificateholder does not so elect, the revolving period will be automatically extended from month to month. The Trust has begun making principal payments on the Certificates. The first such payment was made on July 17, 1995. The Certificates will mature on April 15, 1996.


NOTE 6 - FEDERAL INCOME TAXES

The Certificates, in the opinion of outside legal counsel, will not be characterized as debt of CARCO for federal income tax purposes.
Certificateholders will be subject to income tax on interest earned with respect to the Certificates.


NOTE 7 - TRUST AMENDMENTS

Beginning on October 26, 1993, CARCO solicited consents of the registered holders of the Floating Rate Renewable Auto Loan Asset Backed Certificates (the "Investor Certificates") (the "Investor Certificateholders") at the close of business on October 22, 1993 (the "Record Date") to the execution and delivery of two proposed amendments ("Amendment One" and "Amendment Two", respectively, and, together, the "Amendments") amending the Pooling and Servicing Agreement dated as of October 1, 1990 among CARCO, as Seller, CCC, as Servicer, and The Fuji Bank and Trust Company, as Trustee, and previously amended as of June 29, 1992 (as so amended, the "Agreement"). Amendment One would have added the mechanism of an "Excess Funding Account" to the Agreement, the effect of which is, generally, to avoid an Early Amortization Event (as defined in the Agreement) due to a decrease in the amount of the Receivables in the Trust and therefore avoid the commencement of the amortization of the Investor Certificates that was not voluntarily elected by the Investor Certificateholders. Amendment Two would have changed the method of removing Receivables from the Trust to a method that is administratively easier.

Approval of an amendment requires the consent (the "Consent") of the holders of Investor Certificates representing not less than 66 2/3% of the undivided interest in the Trust represented by the Investor Certificates (the "Certificateholders' Interest"). As Consents to such Amendments were timely obtained from the requisite Investor Certificateholders as of the Record Date, an amendment was entered into putting into effect the Amendments.

                      MONEY MARKET AUTO LOAN TRUST 1990-1
                         NOTE TO FINANCIAL STATEMENTS

NOTE 8 - FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments have been determined using available market information and valuation methodologies as described below. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

The carrying amounts and estimated fair values of the Trust's financial instruments were as follows:

                               December 31, 1995    December 31, 1994
                               -----------------    -----------------
                               Carrying   Fair      Carrying   Fair
                                Amount    Value      Amount    Value
                               --------   -----     --------   -----
                                       (in millions of dollars)

Receivables                     $601.6    $601.6     $782.5    $782.5
Asset Backed Certificates       $601.6    $601.6     $782.5    $782.5


Assumptions and Methodologies

The carrying value of cash and cash equivalents and amounts held for future distribution approximate market value due to the short maturity of these instruments.

The fair value of variable rate receivables was assumed to approximate fair value since they are priced at current market rates.

The fair value of Asset Backed Certificates was estimated using quoted market prices for investors' certificates and net realizable value for excess receivables.

Deloitte &
 Touche LLP
-----------            -------------------------------------------------------
                       Suite 900                       Telephone (313)396-3000
                       600 Renaissance Center
                       Detroit, Michigan 48243-1704


INDEPENDENT AUDITORS' REPORT

Shareholder and Board of Directors
Chrysler Financial Corporation
Southfield, Michigan


We have audited the accompanying statements of assets, liabilities and equity arising from cash transactions of the Money Market Auto Loan Trust 1990-1, as of December 31, 1995 and 1994, and the related statement of cash receipts and disbursements for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the management of Chrysler Financial Corporation. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1, these financial statements were prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than generally accepted accounting principles.

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and equity arising from cash transactions of the Money Market Auto Loan Trust 1990-1 as of December 31, 1995 and 1994, and its cash receipts and disbursements for each of the three years in the period ended December 31, 1995 on the basis of accounting described in Note 1.


/s/ Deloitte & Touche LLP
January 18, 1996

----------------
Deloitte Touche
Tohmatsu
International
----------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE

There is nothing to report with regard to this item.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There is nothing to report with regard to this item.

ITEM 11. EXECUTIVE COMPENSATION

There is nothing to report with regard to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There is nothing to report with regard to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is nothing to report with regard to this item.

                                   PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

1.   Financial Statements

     Financial statements for Money Market Auto Loan Trust 1990-1 as follows:

     Statement of Assets, Liabilities and Equity - December 31, 1995 and 1994 (page 4 of this report)

     Statement of Cash Receipts and Disbursements for the three years ended December 31, 1995, 1994, and 1993 (page 5 of this report)

     Notes to financial statements (pages 6, 7 and 8 of this report)

     Independent Auditors' Report (page 9 of this report)

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K - CONTINUED.

2.   Financial Statement Schedules

     All financial statement schedules have been omitted because the information to be provided therein is included in the financial statements or the notes thereto.

3.   Exhibits

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

   4-A Pooling and Servicing Agreement, dated as of October 1, 1990, among Chrysler Auto
           Receivables Company, as Seller, Chrysler Credit
           Corporation, as Servicer, and The Fuji Bank and
           Trust Company, as Trustee. Filed as Exhibit 2 to Money Market Auto Loan Trust 1990- 1's
           Registration Statement on Form 8-A and
           incorporated herein by reference.

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

    27     Financial Data Schedule.

   (b) No reports on Form 8-K were filed by the Trust during the last quarter of the period cover by this report.

                      MONEY MARKET AUTO LOAN TRUST 1990-1

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                              Money Market Auto Loan Trust 1990-1 (Registrant)
                         By:  Chrysler Financial Corporation, as Servicer
                              -----------------------------------------------




Date: March 28, 1996     By:  s/T. F. Gilman
                              -----------------------------------------------
                              T. F. Gilman, Vice President and Controller
                                        Principal Accounting Officer

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

 4-A Pooling and Servicing Agreement, dated as of October 1, 1990, among Chrysler Auto Receivables Company, as Seller, Chrysler Credit Corporation, as Servicer, and The Fuji Bank and Trust Company, as Trustee. Filed as Exhibit 2 to Money Market Auto Loan Trust 1990-1's Registration Statement on Form 8-A and incorporated herein by reference.

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

 27      Financial Data Schedule.